Form 10-K/A
period 2003-03-28
WELLS FARGO ALTERNATIVE LOAN 2002-1 TRUST
filed 2003-07-31
CIK 1185897

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 2


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Cendant Mortgage Corp, as Servicer <F1>
       b) Fifth Third Mtg Company, as Servicer <F1>
       c) First Horizon Home Loan Corp, as Servicer <F1>
       d) First Nationwide Mtg Corp, as Servicer <F1>
       e) HSBC Bank, USA, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Washington Mutual Bank, F.A., as Servicer <F1>
       h) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Cendant Mortgage Corp, as Servicer <F1>
       b) Fifth Third Mtg Company, as Servicer <F1>
       c) First Horizon Home Loan Corp, as Servicer <F1>
       d) First Nationwide Mtg Corp, as Servicer <F1>
       e) HSBC Bank, USA, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Washington Mutual Bank, F.A., as Servicer <F1>
       h) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Cendant Mortgage Corp, as Servicer <F1>
       b) Fifth Third Mtg Company, as Servicer <F1>
       c) First Horizon Home Loan Corp, as Servicer <F1>
       d) First Nationwide Mtg Corp, as Servicer <F1>
       e) HSBC Bank, USA, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Washington Mutual Bank, F.A., as Servicer <F1>
       h) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Cendant Mortgage Corp, as Servicer <F2>
       b) Fifth Third Mtg Company, as Servicer <F2>
       c) First Horizon Home Loan Corp, as Servicer <F2>
       d) First Nationwide Mtg Corp, as Servicer <F2>
       e) HSBC Bank, USA, as Servicer <F2>
       f) National City Mortgage Co, as Servicer <F2>
       g) Washington Mutual Bank, F.A., as Servicer <F3>
       h) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


   (b) On November 08, 2002, December 10, 2002, and January 07, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.

  <F3> Certification has not been received.



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


  By:   Nancy E. Burgess as Officer

  By: /s/  Nancy E. Burgess

  Dated: July 24, 2003

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


      Date: 7/24/03


      /s/ Nancy E. Burgess
      Signature


      Officer
      Title





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

/s/ Deloitte & Touche LLP
March 13, 2003

Deloitte
Touche
Tohmastsu

  Ex-99.1 (c)


KPMG (logo)

Morgan Keegan Tower, Suite 900
Fifty North Front Street
Memphis, TN 38103


Independent Auditors' Report

The Partners
FH-FF Mortgage Services, L.P.:

We have examined management's assertion about First Tennessee Mortgage Services, Inc.'s, which includes a consolidated investment in FH-FF Mortgage Services, L.P., (the Company) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002, included in the accompanying management assertion letter. Management is responsible for the Company's compliance with those minimum servicing standard. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the minimum standards based on our examination.

Our examination was concluded in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ KPMG LLP

Memphis, Tennessee
February 21, 2003

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

/s/ Michael D. Baker
Michael D. Baker
Executive Vice President

/s/ Scott Enders
Scott Enders
Vice President & CFO - Consumer

/s/ David Powell
David Powell
Vice President

  Ex-99.2 (c)


First Horizon
Home Loans (logo)

KPMG LLP
50 North Front Street, Suite 900
Memphis, TN 38103

February 21, 2003

Ladies and Gentlemen:

As of and for the year ended December 31, 2002, First Horizon Home Loan Corporation and its wholly-owned subsidiary, First Tennessee Mortgage Services, Inc., which includes a consolidated investment in FH-FF Mortgage Services, L.P., (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy of $100,000,000 and an errors and omissions policy in the amount of $75,000,000.

/s/ Peter F. Makowiecki
Peter F. Makowiecki
Chief Financial Officer

First Horizon Home Loan Corporation
4000 Horizon Way
Irving, TX 75063
Phone: (800) 707-0139

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

Certified by:

/s/
Officer

Fifth Third Bank
Director-Loan Servicing
Vice President
Title

3/28/03
Date

  Ex-99.3 (c)


ANNUAL SERVICING CERTIFICATION

In connection with the loans serviced by First Horizon Home Loans (formerly FT Mortgage Companies) during the fiscal year December 31, 2002, we confirm the following to be materially correct and accurate to the best of our knowledge, information and belief:

1. Real estate taxes, special assessments and any charges that may become a lien upon the property and which come due in the last calendar year have been paid. This also includes the verification with taxing authorities for non-escrowed mortgages.

2. FHA insurance premiums or private mortgage insurance premium, if applicable, have been paid and are in full force and effect.

3. Properties are adequately insured and your interest, as Mortgagee, is properly provided for in the mortgage clause. This includes both flood and hazard insurance.

4. For those loans being escrowed for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future items.

5. Property inspections have been completed according to the provisions of our servicing agreement, if applicable.

6. All other provisions of the servicing agreements have been adhered to.

7. To the extent there exist any exceptions to the foregoing that are deemed to be material in nature, such exception(s) will be recited in an Exhibit attached hereto and accompanied by an explanation thereof. In the event, no Exhibit is attached hereto; it is to be presumed that no exceptions of a material nature to the foregoing exist.

By: /s/ Yuet Tang
(Signature)

Yuet Tang
(Printed name)

Vice President
(Title)

3-24-03
(Date)

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